Form 10-K
period 2004-12-31
American Home Mortgage Investment Trust 2004-4
filed 2005-03-31
CIK 1312454

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                      FORM 10-K



  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the Calendar year ended December 31, 2004

      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      Commission File Number:  333-112273-03

        AMERICAN HOME MORTGAGE SECURITIES LLC
        AMERICAN HOME MORTGAGE INVESTMENT TRUST
        SERIES 2004-4

       (Exact name of registrant as specified in its charter)


   New York                                       20-0103914
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                  Identification No.)

   c/o The Bank of New York, as Trustee
   101 Barclay Street, 8 West
   New York, NY
   , N/A                                          10286
  (Address of principal executive offices)     (Zip Code)


  Registrant's telephone number, including area code: (212) 815-3876


  Securities registered pursuant to Section 12(b) of the Act:

       NONE.


  Securities registered pursuant to Section 12(g) of the Act:

       NONE.



  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes  X       No ___




  Indicate by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not applicable.




  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405, 17 CFR 230.405.)

         Not applicable.





  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Not applicable.



  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g. Part I, Part II, etc..) into which the document is incorporated: (1)Any annual report to security holders; (2)
  Any proxy or information statement; and (3)Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g. annual report to security holders for fiscal year ended December 24, 1980).

         Not applicable.




                                 PART I

  Item 1.  Business.

            Not applicable.

  Item 2.  Properties.

            Not applicable.




  Item 3.  Legal Proceedings.

            The registrant knows of no material pending legal proceedings involving the trusts created under the Pooling and Servicing Agreement (the Trusts), the Trustee, the Servicer or the registrant with respect to the Trusts other than routine litigation incidental to the duties of the respective parties.



  Item 4.  Submission of Matters to a Vote of Security Holders.


            None.

                               PART II


  Item 5.  Market for registrant's Common Equity and Related Stockholder
           Matters.


            Records provided to the Trust by the DTC and the Trustee indicate that as of December 31, 2004, the number of holders of record for each class of Certificate were as follows:

 	           Class 1A1		1
 	           Class 1A2		1
	           Class 2A1		1
	           Class 2A2		1
	           Class 3A		1
	           Class 4A		1
                   Class 5A		1
                   Class M1		1
                   Class M2		1
                   Class M3		1
                   Class 6A1		1
                   Class 6A2		1
                   Class 6M1		1
                   Class 6M2		1
                   Class 6M3		1
                   Class 6B1		1
                   Class 6B2		1
                   Class 6B3		1
                   Class 7A		1

	           Total:       	19


  Item 6.  Selected Financial Data.

            Not applicable.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

            Not applicable.


  Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

            Not applicable.

  Item 8.  Financial Statements and Supplementary Data.

            See Item 15(a), Exhibits 99.1, 99.2, 99.3, 99.4 for information provided in lieu of information required by Item 302 of Regulation S-K.



  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.

  Item 9A. Controls and Procedures.

            Not applicable.

  Item 9B. Other Information

            None.


                               PART III


  Item 10. Directors and Executive Officers of the Registrant.

            Not applicable.


  Item 11. Executive Compensation.

            Not applicable.


  Item 12. Security Ownership of Certain Beneficial Owners and Management.

            Not applicable.


  Item 13. Certain Relationships and Related Transactions.

            Not applicable.

  Item 14. Principal Accounting Fees and Services.

            Not applicable.

                               PART IV


  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) Exhibits

    (99.1) Report of Independent Registered Public Accounting Firm


           a)  MORTGAGE BACKED NOTES




    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2004.


           a)  MORTGAGE BACKED NOTES


    (99.3) Annual Statements of Compliance under the Servicing
           Agreements for the year ended December 31, 2004.


           a)  MORTGAGE BACKED NOTES



    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders.


   (b)  Reports on Form 8-K, dated as of December 31, 2004, were filed by
	the Company in order to provide	the statements for the monthly
	distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.



   (c) Not applicable.



   (d) Omitted.

                               SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


    AMERICAN HOME MORTGAGE SECURITIES LLC
    AMERICAN HOME MORTGAGE INVESTMENT TRUST
    SERIES 2004-4
    (Registrant)


  Signed:

  By:  Michael Strauss, Chief Executive Officer

  By: /s/ Michael Strauss, Chief Executive Officer

  Dated: March  29, 2005



  SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
  SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

  (a)(i) No annual report is provided to the Certificateholders other than with respect to aggregate principal and interest distributions.

  (a)(ii) No proxy statement, form of proxy or other proxy soliciting material has been sent to any Certificateholder with respect to any annual or other meeting of Certificateholders.


		        SARBANES OXLEY CERTIFICATION


I, Michael Strauss, certify that:

1. 	I have reviewed this annual report on Form 10-K, and all reports
	on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of American Home Mortgage Investment Trust 2004-4.

2.	Based on my knowledge, the information in these reports, taken as
	a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3. 	Based on my knowledge, the distribution or servicing information
	required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4. 	I am responsible for reviewing the activities performed by the
	servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5. 	The reports disclose all significant deficiencies relating to the
	servicers compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: The Bank of New York, as Indenture Trustee.


Date: March  29 , 2005


By: /s/ Michael Strauss
Name:	Michael Strauss
Company:  American Home Mortgage Servicing, Inc.
Title:  Chief Executive Officer




Ex-99.1


Deloitte & Touche


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
American Home Mortgage Servicing, Inc.
Melville, New York


We have examined managements assertion that American Home Mortgage Servicing, Inc. (formerly Columbia National, Incorporated) (the Company) has complied as of and for the year ended December 31, 2004, with its established minimum servicing standards described in the accompanying Mortgage Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended
December 31, 2004. Management is responsible for the Companys compliance with those minimum servicing standards. Our responsibility is to express an opinion on managements assertion about the Companys compliance based on our examination.


Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants, as adopted by the Public Company Accounting Oversight Board and accordingly, included examining, on a test basis, evidence about the Companys compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Companys compliance with its minimum servicing standards.


In our opinion, managements assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects based on the criteria set forth in Appendix I.


Princeton, New Jersey
March 25, 2005




Ex-99.2


MANAGEMENT ASSERTION


As of and for the year ended December 31, 2004, American Home Mortgage Servicing, Inc. (formerly Columbia National, Incorporated) (the Company) has complied in all material respects with the Companys established minimum servicing standards for residential mortgage loans as set forth in Appendix I (the Standards). The Standards are based on the Mortgage
Bankers Association of Americas Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond in the amount of $15,000,000 and errors and omissions policy in the amount of $15,000,000.


March 25, 2005


/s/Michael Strauss
Michael Strauss
Chief Executive Officer


/s/Stephen Hozie
Stephen Hozie
Chief Financial Officer


/s/Robert Bernstein
Robert Bernstein
Controller


/s/David Friedman
David Friedman
Executive Vice President


APPENDIX I

MINIMUM SERVICING STANDARDS AS SET FORTH IN THE MORTGAGE BANKERS
ASSOCIATION OF AMERICAS UNIFORM SINGLE ATTESTATION PROGRAM
FOR MORTGAGE BANKERS


I.  CUSTODIAL BANK ACCOUNTS


1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

       Be mathematically accurate
       Be prepared within forty-five (45) calendar days after the cutoff date
       Be reviewed and approved by someone other than the person who prepared the reconciliation

       Document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investors or a mortgagors account.

3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.


II.  MORTGAGE PAYMENTS


1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

2. Mortgage payments made in accordance with the mortgagors loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

3. Mortgage payments shall be allocated to principal, interest, insurance, taxes, or other escrow items in accordance with the mortgagors loan documents.

4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagors loan documents.


III.  DISBURSEMENTS


1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagors or investors records maintained by the servicing entity.

3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entitys funds and not charged to the mortgagor, unless the late payment was due to the mortgagors error or omission.

5. Amounts remitted to investors per the servicers investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

6. Unused checks shall be safeguarded so as to prevent unauthorized access.




IV.   INVESTOR ACCOUNTING AND REPORTING


1. The servicing entitys investor reports shall agree with, or reconcile to, investors records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.


V.    MORTGAGOR LOAN ACCOUNTING


1. The servicing entitys mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

3. Escrow accounts shall be analyzed, in accordance with the mortgagors loan documents, on at least an annual basis.

4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.


VI.   DELINQUENCIES


1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entitys activities in monitoring delinquent loans including, for example, phone calls, letters, and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).


VII.  INSURANCE POLICIES


1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in managements assertion.




Ex-99.3


OFFICERS CERTIFICATE PURSUANT TO SECTION 3.16 OF THE RMBS SERVICING AGREEMENT DATED AS OF DECEMBER 21, 2004

AMERICAN HOME MORTGAGE INVESTMENT TRUST 2004-4
MORTGAGE-BACKED NOTES, SERIES 2004-4


	I, Michael Strauss, Chief Executive Officer of American Home Mortgage Servicing, Inc., as RMBS Master Servicer, in connection with American Home Mortgage Investment Trust 2004-4, Mortgage-Backed Notes,
	Series 2004-4, do hereby certify that:

(i)	a review of the activities of the RMBS Master Servicer during the
	preceding calendar year and of the RMBS Master Servicers performance under this Servicing Agreement has been made under my supervision;


(ii)	to the best of my knowledge, based on such review, the RMBS Master
	Servicer has fulfilled all its obligations under this Servicing Agreement for such year;


(iii)	a review of the activities of each Subservicer during the
	Subservicers most recently ended calendar year on or prior to December 31 of the preceding year and each Subservicers performance under its Subservicing Agreement has been made under my supervision; and

(iv)	to the best my knowledge, based on my review and the certification
	of an officer of each Subservicer, each Subservicer has performed and fulfilled its duties, responsibilities and obligations under this Servicing Agreement and its Subservicing Agreement in all material respects throughout the year.


Certified on this 29th day of March 2005.


AMERICAN HOME MORTGAGE
SERVICING, INC.



By: 	/s/ Michael Strauss
Name:  	 Michael Strauss
Title:   Chief Executive Officer




OFFICERS CERTIFICATE PURSUANT TO SECTION 3.16 OF THE HELOC SUBSERVICING AGREEMENT DATED AS OF DECEMBER 21, 2004

AMERICAN HOME MORTGAGE INVESTMENT TRUST 2004-4
MORTGAGE-BACKED NOTES, SERIES 2004-4


	I, Michael Strauss, Chief Executive Officer of American Home Mortgage Servicing, Inc., as HELOC Subservicer, in connection with American Home Mortgage Investment Trust 2004-4,
	Mortgage-Backed Notes, Series 2004-4, do hereby certify that:

(i)	a review of the activities of the HELOC Subservicer during the
	preceding calendar year and of HELOC Subservicers performance under the HELOC Subservicing Agreement has been made under my supervision;

(ii)	to the best of my knowledge, based on such review, the HELOC
	Subservicer has fulfilled all its obligations under the HELOC Subservicing Agreement for such year;

(iii)	a review of the activities of each Subservicer during the
	Subservicers most recently ended calendar year on or prior to December 31 of the preceding year and each Subservicers performance under its Subservicing Agreement has been made under my supervision; and

(iv)	to the best my knowledge, based on my review and the certification
	of an officer of each Subservicer, each Subservicer has performed and fulfilled its duties, responsibilities and obligations under the HELOC Subservicing Agreement and its Subservicing Agreement in all material respects throughout the year.


Certified on this 29th day of March 2005.


AMERICAN HOME MORTGAGE
SERVICING, INC.



By: 	/s/ Michael Strauss
Name:  	 Michael Strauss
Title:   Chief Executive Officer




   Ex-99.4
   Schedule of Year-To-Date Principal and Interest Distributions to Certificateholders



   Class                            Interest          Principal               Losses            Ending Balance
   1A1                         1,053,332.57         1,419,367.38                0.00                      0.00
   1A2                           189,854.58           250,476.60                0.00                      0.00
   2A1                         2,509,317.88        10,068,056.95                0.00                      0.00
   2A2                           285,890.79         1,118,672.99                0.00                      0.00
   3A                          2,638,011.21        10,096,185.34                0.00                      0.00
   4A                          6,152,941.57        10,913,938.35                0.00                      0.00
   5A                          4,066,675.95         5,697,564.31                0.00                      0.00
   M1                            531,766.16                 0.00                0.00                      0.00
   M2                            460,207.58                 0.00                0.00                      0.00
   M3                            202,697.93                 0.00                0.00                      0.00
   6A1                         2,578,459.19         2,565,838.29                0.00                      0.00
   6A2                           137,500.00                 0.00                0.00                      0.00
   6M1                           216,039.49           338,151.29                0.00                      0.00
   6M2                            89,300.96           122,342.98                0.00                      0.00
   6M3                            64,175.62            84,963.77                0.00                      0.00
   6B1                            74,429.00            84,963.77                0.00                      0.00
   6B2                            72,157.07            79,861.10                0.00                      0.00
   6B3                            78,837.90            71,368.18                0.00                      0.00
   7A                          1,059,845.41        13,973,362.03                0.00                      0.00

       A